Form 10-K
period 2005-03-07
GS MORTGAGE SECURITIES CORP GSAMP TRUST 2004-HE1
filed 2005-03-31
CIK 1289074

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2004

                        Commission file number: 333-100818-31

                             GS Mortgage Securities Corp.,
                    (as Depositor under the Pooling and Servicing
                  Agreement, dated as of April 1, 2004, providing for
                 the issuance of GSAMP Trust 2004-HE1, Mortgage Pass-
                           Through Certificates Series, 2004-HE1)
              (Exact name of Registrant as specified in its Charter)

                Delaware                                    13-6357101
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          85 Broad Street
           NEW YORK, NEW YORK                             10004
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (212)902-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
     Form 10-K.         [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2004.

     Not Applicable

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Not Applicable

     ITEM 2.  Properties.

     Not Applicable

     ITEM 3.  Legal Proceedings.

     The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the trustee, any servicer or the registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There is currently no established public trading market for Registrant's Certificates known to the Registrant.

     As of December 31, 2004 the number of holders of record for the registered certificates was 11 based on the Trustee's records.

     ITEM 6.  Selected Financial Data.

     Not Applicable

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

     ITEM 9A  Controls and Procedures

     Not Applicable

     ITEM 9B Other Information

     None

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable

     ITEM 11.  Executive Compensation.

     Not Applicable

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable

     ITEM 13.  Certain Relationships and Related Transactions.

     Not Applicable

     ITEM 14.  Principal Accountant Fees and Services

     Not Applicable

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

         Exhibit 31   Sarbanes-Oxley Act Section 302 Certification

         Exhibit 99.1 Servicer's Annual Statement of Compliance for Ocwen Federal Bank FSB for Year End December 31, 2004

         Exhibit 99.2 Servicer's Annual Independent Accountant's Report for Ocwen Federal Bank FSB for Year End December 31, 2004

         Exhibit 99.3 Servicer's Annual Statement of Compliance for Chase Manhattan Mortgage Corporation for Year End
         December 31, 2004

         Exhibit 99.4 Servicer's Annual Independent Accountant's Report for Chase Manhattan Mortgage Corporation for Year End
         December 31, 2004

         Exhibit 99.5 Aggregate Statement of Distributions to
         Certificateholders for Year End December 31, 2004.

     (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

     (c) Not Applicable



                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   GS Mortgage Securities Corp.,
                                   as Depositor


                                       By: /s/: Michelle Gill
                                                Michelle Gill
                                                Vice President


     Date: March 30, 2005


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     (a) (1)  No annual report is provided to the certificateholders.

     (a) (2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any certificateholder with respect to any annual or other meeting of the certificateholders.

Exhibit 31

CERTIFICATION

Re:	GSAMP Trust 2004-HE1 (the "Trust") Mortgage Pass-Through Certificates,
Series 2004-HE1, issued pursuant to the Pooling and Servicing Agreement, dated as of April 1, 2004 (the "pooling and Servicing Agreement"), among GS
Mortgage Securities Corp., as depositor (the "Depositor"), Ocwen Federal
Bank FSB, as servicer ("Ocwen"), Chase Manhattan Mortgage Corporation, as servicer ("Chase") and Deutsche Bank National Trust Company, as trustee
(the "Trustee")

I, Michelle Gill, certify that:

1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement for inclusion in the Reports is included in the Reports;

4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee, Chase and
 Ocwen.

Date: March 30, 2005
/s/: Michelle Gill
Michelle Gill
Vice President

Exhibit 99.1


Ocwen logo here

Ocwen Federal Bank FSB
Compliance Certification Year Ended December 31, 2004
GSAMP 2004 HE1

The undersigned Officer of Ocwen Federal Bank FSB (the "Servicer") confirms that a review of the activities of the Servicer during the calendar year ending December 31, 2004 and of the performance of the Servicer under the Pooling and Servicing Agreement for GSAMP Trust 2004-HE1, dated April 1, 2004 (the "Servicing Agreement") has been made under his supervision. Except as noted on the Management Assertion on Compliance with USAP, to the best of the undersigned Officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations as set forth in the Servicing Agreement.

By: /s/: Scott W. Anderson
Scott W. Anderson, Senior Vice President

Dated: March 15, 2005




Ocwen Federal Bank FSB
1675 Palm Beach Lakes Boulevard, West Palm Beach, FL 33401
Mail to: P.O Box 24737, West Palm Beach, FL 33416-4737

Exhibit 99.2

PRICEWATERHOUSECOOPERS logo here

PricewaterhouseCoopers, LLP
222 Lakeview Avenue
Suite 360
West Palm Beach, FL 33401
Telephone (561) 832-0038
Facsimile (561) 805-8181

INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors
of Ocwen Federal Bank FSB:

We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to reconciliations described in the third paragraph and the noncompliance related to adjustable rate mortgages described in the fifth paragraph, Ocwen Federal Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, including examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Bank's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards related to account reconciliation and adjustable rate mortgages applicable to the Bank during the year ended December 31, 2004. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/: PricewaterhouseCoopers LLP

March 29, 2005

Exhibit 99.2

Ocwen logo here


MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 11, 2005

As of and for the year ended December 31, 2004, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

    Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty five (45) calendar days of the cutoff date; be reviewed and approved be someone other than the person who prepared the reconciliation; and documents explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

Certain reconciling items which arose during the year ended December 31, 2004 were not cleared within 90 days of their original identification. Management has developed and implemented an action plan and continues to resolve outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Bank, and the Bank believes these items will not have a material impact on the status of any custodial accounts.

    Standard: Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

Certain ARM loans serviced by the Bank have odd due dates (i.e., due dates other than the first day of the month). The mortgage notes or ARM riders for some of the odd due date loans establish a look-back date for the applicable index at a certain number of days prior to each Change Date, for example, 45 days prior to the effective Change Date. The Bank determines the look-back date by using a 30-day month when subtracting the actual number of look-back days stated in the Mortgage Note or ARM rider from the effective Change Date. Some months that have more or less than 30 days may therefore have a miscalculated look-back date, resulting in the index rate being used on an incorrect date, but generally no more than two-business day difference. This has resulted in some minor differences in the calculated monthly payment amount, which could be either higher or lower, depending on the movement in interest rates.

Ocwen logo here

Management has implemented a corrective action plan to revise the internal procedures for processing these types of ARM adjustments, which includes adjusting the borrower accounts where necessary. The Bank believes that these differences did not have a material impact on any mortgagor or investor.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $5,000,000.



/s/: Ronald M Faris
     Ronald M Faris
     President

/s/: Scott W. Anderson
     Scott W. Anderson
     Senior Vice President of Residential Assets

/s/: Brian J. LaForest
     Brian J. LaForest
     Director of Investor Reporting

/s/: Paul E. Neff
     Paul E. Neff
     Director of Servicing Operations

Exhibit 99.3

Chase company logo here

OFFICER'S CERTIFICATE
CHASE HOME FINANCE LLC
MORTGAGE PASS THROUGH CERTIFICATE

Pursuant to the applicable Pooling and Servicing Agreement (see Exhibit "A") attached hereto and incorporated herein by this reference), Chase Home Finance LLC, successor by merger to Chase Manhattan Mortgage Corporation, hereby provides the following Officers' Certificate:

(i) A review of the activities of the Master Servicer (the "Servicer") during the preceding calendar year and of performance under the related Pooling and Servicing Agreement has been made under my supervision; and

(ii) to the best of my knowledge, based on such review, the Servicer has performed and fulfilled its duties, responsibilities and obligations under each Agreement in all material respects throughout such year.

/s/  Douglas C. Stephens
Douglas C. Stephens
Vice President
Default Loan Servicing

March 15, 2005

Exhibit A

Deutsche ID            Deal Name                   ASOC

MS04C6                  Morgan Stanley 2004-NC6    Chase
MS04C7                  Morgan Stanley 2004-NC7    Chase
MS04C8                  Morgan Stanley 2004-NC8    Chase
MS04H1                  Morgan Stanley 2004-HE1    Chase
MS04H2                  Morgan Stanley 2004-HE2    Chase
MS04H3                  Morgan Stanley 2004-HE3    Chase
MS04H4                  Morgan Stanley 2004-HE4    Chase
MS04H5                  Morgan Stanley 2004-HE5    Chase
MS04H6                  Morgan Stanley 2004-HE6    Chase
MS04H7                  Morgan Stanley 2004-HE7    Chase
MS04H8                  Morgan Stanley 2004-HE8    Chase
GS04C1                  GSAA 2004-NC1              Chase
GS04H1                  GSAMP 2004-HE1             Chase
GS0403                  GSAA 2004-3                Chase
FF0403                  GSAMP 2004-FF3             Chase
GS0405                  GSAA 2004-5                Chase
GS04H2                  GSAMP 2004-HE2             Chase
LH0401                  Lehman Sail 2004-1         Chase

Exhibit 99.4

PricewaterhouseCoopers logo here

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York, NY 10017
Telephone (646) 471-3000
Facsimile (813) 286-6000

Report of Independent Auditors

To the Board of Directors and Stockholder of Chase Home Finance LLC:

We have examined management's assertion about Chase Home Finance LLC's (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31,2004 included in the accompanying management assertion (see Exhibit I).
 Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.



By: /s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
March 11, 2005











JP Morgan Chase logo here

Exhibit I

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 11, 2005

As of and for the year ended December 31, 2004, Chase Home Finance LLC (formerly known as Chase Manhattan Mortgage Corporation) (the "Company") has complied in all material respects with the minimum servicing standards (the "standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, ("USAP"). These standards are applicable only to Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policy in the amounts of $250,000,000 and $25,000,000 respectively.


/S/:  Thomas L. Wind
      Thomas L. Wind
      Co-Chief Executive Officer
      Chase Home Finance LLC

/S/:  Scott Powell
      Scott Powell
      Co-Chief Executive Officer
      Chase Home Finance LLC

/S/:  Terry L. Gentry
      Terry L. Gentry
      SVP of Servicing
      Chase Home Finance LLC